Form 10-K
period 2003-12-31
PREFERREDPLUS TRUST SERIES MSD-1
filed 2004-01-26
CIK 1173925

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                           --------------------------

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                            -------------------------

         For the fiscal year ended:                   Commission file number:
             DECEMBER 31, 2003                              333-68854

                          MERRILL LYNCH DEPOSITOR, INC.
                 (ON BEHALF OF PREFERREDPLUS TRUST SERIES MSD-1)
             (Exact name of registrant as specified in its charter)

                       DELAWARE                             13-3891329
                   (State or other                       (I. R. S. Employer
                   jurisdiction of                       Identification No.)
                    incorporation)

                WORLD FINANCIAL CENTER,                       10080
                  NEW YORK, NEW YORK                        (Zip Code)
                 (Address of principal
                  executive offices)

                           --------------------------

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

ITEM 14      CONTROL AND PROCEDURES.

             Not Applicable

PART IV.

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS OF FORM 8K.

             Trustee's report in respect of the April 1, 2003 distribution to holders of the PreferredPlus Trust Series MSD-1 Class A Certificates incorporated herein by reference as exhibits to Registrant's Current Report on Form 8K filed with the Securities and Exchange Commission on April 17, 2003.

             Trustee's report in respect of the October 1, 2003 distribution to holders of the PreferredPlus Trust Series MSD-1 Class A Certificates incorporated herein by reference as exhibits to Registrant's Current Report on Form 8K filed with the Securities and Exchange Commission on October 3, 2003.

                                   SIGNATURES

             Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                     MERRILL LYNCH DEPOSITOR, INC.

             Date: 1/23/04                  By:    /s/ Barry Finkelstein
                                            Name:  Barry Finkelstein
                                            Title: President

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

Date: 1/23/04

/s/ Barry N. Finkelstein
Barry N. Finkelstein
Chief Executive Officer